Form 10-Q
period 2002-10-31
VALUE LINE FUND INC
filed 2002-12-16
CIK 102756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2002                Commission file number 0-11306


                               VALUE LINE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW YORK                                       13-3139843
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)


220 EAST 42ND STREET, NEW YORK, NEW YORK                   10017-5891
----------------------------------------         -------------------------------
(address of principal executive offices)                   (zip code)


       Registrant's telephone number including area code (212) 907-1500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES _X_   NO ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT OCTOBER 31, 2002
                -----                     --------------------------------
         Common stock, $.10 par value             9,980,800 Shares
                                                  ----------------

================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     OCT. 31,       APRIL 30,
                                                                       2002           2002
                                                                   ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents (including short term investments
  of $63,247 and $117,177, respectively) .......................     $ 63,673       $117,401
 Trading securities ............................................          904          3,624
 Accounts receivable, net of allowance for doubtful accounts
  of $83 and $73, respectively .................................        2,485          2,072
 Receivable from affiliates ....................................        2,604          2,467
 Prepaid expenses and other current assets .....................        1,280          1,204
 Deferred income taxes .........................................          575            575
                                                                     --------       --------
  Total current assets .........................................       71,521        127,343
 Long term securities available for sale .......................      159,154        129,044
 Property and equipment, net ...................................        7,946          8,491
 Capitalized software and other intangible assets, net .........        3,289          3,857
                                                                     --------       --------
  Total assets .................................................     $241,910       $268,735
                                                                     ========       ========
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities ......................     $  2,378       $  3,681
 Payable to clearing broker ....................................           --         10,803
 Accrued salaries ..............................................        1,806          1,859
 Dividends payable .............................................        2,495          2,495
 Accrued taxes payable .........................................           84             28
                                                                     --------       --------
  Total current liabilities ....................................        6,763         18,866
 Unearned revenue ..............................................       38,003         40,639
 Deferred income taxes .........................................        8,100         13,225
Shareholders' Equity:
 Common stock, $.10 par value; authorized 30,000,000 shares;
  issued 10,000,000 shares .....................................        1,000          1,000
 Additional paid-in capital ....................................          982            975
 Retained earnings .............................................      176,294        173,760
 Treasury stock, at cost (19,200 shares on 10/31/02,
  and 19,875, on 4/30/02) ......................................         (369)          (383)
 Accumulated other comprehensive income, net of tax ............       11,137         20,653
                                                                     --------       --------
  Total shareholders' equity ...................................      189,044        196,005
                                                                     --------       --------
  Total liabilities and shareholders' equity ...................     $241,910       $268,735
                                                                     ========       ========

      The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              OCTOBER 31,                   OCTOBER 31,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------
Revenues:
 Investment periodicals and related
  publications ....................................     $ 13,139       $ 13,178       $ 26,243       $ 26,508
 Investment management fees & svcs ................        7,247          8,599         14,648         18,109
                                                        --------       --------       --------       --------
  Total revenues ..................................       20,386         21,777         40,891         44,617
                                                        --------       --------       --------       --------
Expenses:
 Advertising and promotion ........................        4,647          4,496         10,002         10,087
 Salaries and employee benefits ...................        4,973          5,886         10,675         11,770
 Production and distribution ......................        2,437          2,185          4,837          4,264
 Office and administration ........................        1,950          1,920          4,023          3,919
                                                        --------       --------       --------       --------
  Total expenses ..................................       14,007         14,487         29,537         30,040
                                                        --------       --------       --------       --------
Income from operations ............................        6,379          7,290         11,354         14,577
Income from securities transactions, net ..........        1,459          2,169          1,518          2,435
                                                        --------       --------       --------       --------
Income before income taxes ........................        7,838          9,459         12,872         17,012
Provision for income taxes ........................        3,314          3,944          5,348          6,898
                                                        --------       --------       --------       --------
  Net income ......................................     $  4,524       $  5,515       $  7,524       $ 10,114
                                                        ========       ========       ========       ========
Earnings per share, basic & fully diluted .........     $   0.45       $   0.55       $   0.75       $   1.01
                                                        ========       ========       ========       ========

      The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                             --------------------------
                                                                               OCT. 31,       OCT. 31,
                                                                                 2002           2001
                                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $   7,524      $  10,114
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization ..........................................        1,629          1,527
  Amortization of bond premiums ..........................................           23             --
  Losses/(gains) on sales of trading securities and securities
   held for sale .........................................................          291         (1,365)
  Unrealized losses on trading securities ................................          125            386
  Loss on disposal of equipment ..........................................           --              6
Changes in assets and liabilities:
  Decrease in unearned revenue ...........................................       (2,636)        (3,071)
  Decrease in deferred charges ...........................................         (139)          (139)
  Decrease in accounts payable and accrued expenses ......................       (1,164)          (830)
  Decrease in accrued salaries ...........................................          (53)          (534)
  Increase in accrued taxes payable ......................................           56          2,541
  (Increase)/decreasein prepaid expenses and other current assets ........          (76)           618
  (Increase)/decrease in accounts receivable .............................         (413)           677
  (Increase)/decrease in receivable from affiliates ......................         (137)           170
                                                                              ---------      ---------
  Total adjustments ......................................................       (2,494)           (14)
                                                                              ---------      ---------
NET CASH PROVIDED BY OPERATIONS ..........................................        5,030         10,100

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of long term securities .............................       40,169         49,903
 Purchases of long term securities .......................................       (4,108)           (82)
 Purchases of securities held to maturity ................................      (91,109)            --
 Proceeds from sales of trading securities ...............................        2,935         31,725
 Purchases of trading securities .........................................       (1,160)       (22,436)
 Acquisition of property and equipment ...................................         (146)          (103)
 Expenditures for capitalized software ...................................         (370)          (232)
                                                                              ---------      ---------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES ......................      (53,789)        58,775

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of treasury stock ...................................           21             12
 Dividends paid ..........................................................       (4,990)        (4,989)
                                                                              ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES ....................................       (4,969)        (4,977)
                                                                              ---------      ---------
Net (decrease)/increase in cash and cash equivalents .....................      (53,728)        63,898
Cash and cash equivalents at beginning of year ...........................      117,401         86,424
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................    $  63,673      $ 150,322
                                                                              =========      =========

      The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                          COMMON STOCK
                                      --------------------
                                         NUMBER             ADDITIONAL
                                           OF                 PAID-IN    TREASURY
                                         SHARES    AMOUNT     CAPITAL      STOCK
                                      ----------- -------- ------------ ----------
Balance at April 30, 2002 ...........  9,980,125   $1,000      $975       ($ 383)
Comprehensive income
 Net income .........................
 Other comprehensive income,
  net of tax:
   Change in unrealized gains on
    securities ......................
Comprehensive income ................
Exercise of stock options ...........        675                  7           14
Dividends declared ..................  ---------   ------      ----       ------
Balance at October 31, 2002 .........  9,980,800   $1,000      $982       ($ 369)
                                       =========   ======      ====        =====

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                     ACCUMULATED
                                                                       OTHER
                                       COMPREHENSIVE    RETAINED    COMPREHENSIVE
                                           INCOME       EARNINGS       INCOME        TOTAL
                                      --------------- ------------ -------------- -----------
Balance at April 30, 2002 ...........                   $173,760      $ 20,653     $196,005
Comprehensive income
 Net income .........................     $ 7,524          7,524                      7,524
 Other comprehensive income,
  net of tax:
   Change in unrealized gains on
    securities ......................      (9,516)                      (9,516)      (9,516)
                                          -------
Comprehensive income ................    ($ 1,992)
                                          =======
Exercise of stock options ...........                                                    21
Dividends declared ..................                     (4,990)                    (4,990)
                                                        --------      --------     --------
Balance at October 31, 2002 .........                   $176,294      $ 11,137     $189,044
                                                        ========      ========     ========

      The accompanying notes and independent auditor's review report are an integral part of these financial statements.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                VALUE LINE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                          COMMON STOCK
                                      --------------------
                                         NUMBER             ADDITIONAL
                                           OF                 PAID-IN    TREASURY
                                         SHARES    AMOUNT     CAPITAL      STOCK
                                      ----------- -------- ------------ ----------
Balance at April 30, 2001 ...........  9,978,925   $1,000      $963       ($ 406)
Comprehensive income
 Net income .........................
 Other comprehensive income,
  net of tax:
   Change in unrealized gains on
    securities ......................
Comprehensive income ................
Exercise of stock options ...........        400                  4            8
Dividends declared ..................  ---------   ------      ----       ------
Balance at October 31, 2001 .........  9,979,325   $1,000      $967       ($ 398)
                                       =========   ======      ====        =====

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                     ACCUMULATED
                                                                       OTHER
                                       COMPREHENSIVE    RETAINED    COMPREHENSIVE
                                           INCOME       EARNINGS       INCOME        TOTAL
                                      --------------- ------------ -------------- -----------
Balance at April 30, 2001 ...........                   $163,416     $   35,233    $ 200,206
Comprehensive income
 Net income .........................     $ 10,114        10,114                      10,114
 Other comprehensive income,
  net of tax:
   Change in unrealized gains on
    securities ......................      (17,493)                     (17,493)     (17,493)
                                          --------
Comprehensive income ................    ($  7,379)
                                          ========
Exercise of stock options ...........                                                     12
Dividends declared ..................                     (4,990)                     (4,990)
                                                        --------     ----------    ---------
Balance at October 31, 2001 .........                   $168,540     $   17,740    $ 187,849
                                                        ========     ==========    =========

      The accompanying notes and independent auditor's review report are an integral part of these financial statements.

                               VALUE LINE, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES -- NOTE 1:

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals except as noted below) considered necessary for a fair presentation. This report should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K, dated July 26, 2002 for the fiscal year ended April 30, 2002. Results of operations covered by this report may not be indicative of the results of operations for the entire year.


CASH AND CASH EQUIVALENTS:

     The Company considers all cash held at banks and invested in the Value Line money market funds with an original maturity of less than three months to be cash and cash equivalents. As of October 31, 2002 and April 30, 2002, cash equivalents included $62,825,000 and $116,885,000, respectively, invested in the Value Line money market funds.


VALUATION OF SECURITIES:

     The Company's long-term securities portfolio, which consists of shares in various Value Line Mutual Funds and government debt securities, is accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Value Line Mutual Funds are valued at market with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of Shareholders' Equity. Investments in government debt securities that are held to maturity are carried at amortized cost. Realized gains and losses on sales of the long term securities are recorded in earnings as of the trade date and are determined on the identified cost method.

     Trading securities, which consist of all other securities held by the Company, are valued at market with realized and unrealized gains and losses included in earnings.


ADVERTISING EXPENSES:

     The Company expenses advertising costs as incurred.


EARNINGS PER SHARE, BASIC & FULLY DILUTED:

     Earnings per share are based on the weighted average number of shares of common stock outstanding during the period.


USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


MARKETABLE SECURITIES -- NOTE 2:

TRADING SECURITIES:

     Securities held by the Company had an aggregate cost of $914,000 and a market value of $904,000 at October 31, 2002, and an aggregate cost of $3,508,000 and a market value of $3,624,000 at April 30, 2002.


LONG-TERM SECURITIES:
EQUITY SECURITIES AVAILABLE FOR SALE:

     The aggregate cost of the long-term equity securities was $46,693,000 and the market value was $63,826,000 at October 31, 2002. The aggregate cost of the long-term equity securities at April 30, 2002 was $61,451,000 and the market value was $93,226,000. For the six months ended October 31, 2002, the decrease in gross unrealized appreciation on these securities of $14,640,000, net of deferred taxes of $5,124,000, was included in shareholders' equity. During the first six months of fiscal 2003, the Company sold various securities from its long term equity securities portfolio. The proceeds from sales of equity

                                VALUE LINE, INC.

MARKETABLE SECURITIES -- NOTE 2 (CONTINUED):


securities were $18,984,000 and the related gain on these sales was $123,000. This compares to proceeds of $ 49,903,000 and the related gain of $6,472,000 on these sales from sales of long term equity securities for the six months ended October 31, 2001.


GOVERNMENT DEBT SECURITIES HELD TO MATURITY:

     It is anticipated that the Company's investments in debt securities will be held to maturity and are valued at amortized cost. The amortized cost and aggregate fair value at October 31, 2002 were $95,328,000 and $97,530,000 for U.S. government debt securities, which mature as follows:

                                                             (IN THOUSANDS)
                                                 AMORTIZED                    GROSS UNREALIZED
                                                    COST       FAIR VALUE      HOLDING GAINS
---------------------------------------------------------------------------------------------
Due in 1-2 years ............................       4,402          4,429               27
Due in 2-5 years ............................      90,926         93,101            2,175
                                                  ---------------------------------------
Total investment in debt securities .........     $95,328        $97,530           $2,202
                                                  =======================================

The average yield on the long term debt securities held at October 31, 2002 was 3.79%. Proceeds from sales of long term fixed income securities during the six months ended October 31, 2002 were $21,185,000 and the related gain on sales was $406,000. There were no sales of long term fixed income securities during fiscal 2002.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -- NOTE 3:

     Cash payments for income taxes were $5,292,000 and $4,352,000 during the six months ended October 31, 2002 and 2001, respectively.


EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN -- NOTE 4:

     Substantially all employees of the Company and its subsidiaries are members of the Value Line, Inc. Profit Sharing and Savings Plan (the "Plan"). In general, this is a qualified, contributory plan which provides for a discretionary annual Company contribution which is determined by a formula based upon the salaries of eligible employees and the amount of consolidated net operating income as defined in the Plan. The estimated profit sharing plan contribution, which is included as an expense in salaries and employee benefits in the Consolidated Statement of Income for the six months ended October 31, 2002 and 2001, was $445,000 and $750,000, respectively.


COMPREHENSIVE INCOME -- NOTE 5:

     Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     At October 31, 2002 and 2001, the Company held long term equity securities classified as available-for-sale. For the six months ended October 31, 2002 decreases in gross unrealized gains on these securities were $14,640,000 and the decreases in related deferred taxes were $5,124,000. The increase during the first six months of fiscal 2001 in gross unrealized gains on these securities and the related deferred taxes was $26,912,000 and $9,419,000, respectively.


RELATED PARTY TRANSACTIONS -- NOTE 6:

     The Company acts as investment adviser and manager for fifteen open-ended investment companies, the Value Line Family of Funds. The Company earns investment management fees based upon the average daily net asset values of the respective funds. Effective October 1, 2000, the Company received

                               VALUE LINE, INC.

RELATED PARTY TRANSACTIONS -- NOTE 6 (CONTINUED):


service and distribution fees under rule 12b-1 of the Investment Company Act of 1940 (rule 12b-1) from all but two of the fifteen mutual funds for which Value Line is the adviser. Effective September 18, 2002, the Company began receiving service and distibution fees under rule 12b-1 from the remaining two funds, for which Value Line, Inc. is the adviser. The Company also earns brokerage commission income, net of clearing fees, on securities transactions executed by Value Line Securities, Inc. on behalf of the funds that are cleared on a fully disclosed basis through non-affiliated brokers. For the six months ended October 31, 2002 and 2001, investment management fees, 12b-1 service and distribution fees and brokerage commission income, net of clearing fee amounted to $13,802,000 and $17,035,000, respectively. These amounts include service and distribution fees of $3,242,000 and $3,259,000, respectively. The related receivables from the funds for management advisory fees and 12b-1 service fees included in Receivable from affiliates were $2,464,000 and $2,417,000 at October 31, 2002 and April 30, 2002, respectively.

     For the six months ended October 31, 2002 and 2001, the Company was reimbursed $256,000 and $272,000, respectively, for payments it made on behalf of and services it provided to Arnold Bernhard and Company, Inc. ("Parent"). At October 31, 2002 and April 30, 2002, Receivable from Affiliates included a receivable from the Parent of $45,000 and $47,000 respectively.


FEDERAL, STATE AND LOCAL INCOME TAXES -- NOTE 7:

     The Company computes its tax in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The provision for income taxes includes the following:

                                SIX MONTHS ENDED
                                   OCTOBER 31,
                                2002        2001
                             ---------   ---------
                                (IN THOUSANDS)
Current:
 Federal .................    $4,427      $5,925
 State and local .........     1,056       1,108
                              ------      ------
                               5,483       7,033
Deferred:
 Federal .................      (181)       (135)
 State and local .........        46          --
                              ------      ------
                                (135)       (135)
                              ------      ------
                              $5,348      $6,898
                              ======      ======

     Deferred taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The tax effect of temporary differences giving rise to the Company's deferred tax asset/(liability) are primarily a result of unrealized gains on the Company's trading and long term securities portfolios.


BUSINESS SEGMENTS -- NOTE 8:

     The Company operates two reportable business segments: Publishing and Investment Management Services. The publishing segment produces investment related periodicals in both print and electronic form. The investment management segment provides advisory services to mutual funds, institutional and individual clients as well as brokerage services for the Value Line family of mutual funds. The segments are differentiated by the products and services they offer.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates all revenues and expenses, except for depreciation related to corporate assets, between the two reportable segments.

                               VALUE LINE, INC.

BUSINESS SEGMENTS -- NOTE 8 (CONTINUED):


           DISCLOSURE OF REPORTABLE SEGMENT PROFIT AND SEGMENT ASSETS
                                 (IN THOUSANDS)

                                                   SIX MONTHS ENDED OCTOBER 31, 2002
                                                ---------------------------------------
                                                               INVESTMENT
                                                               MANAGEMENT
                                                 PUBLISHING     SERVICES        TOTAL
                                                ------------   -----------   ----------
Revenues from external customers ............      $26,243      $ 14,648      $ 40,891
Intersegment revenues .......................           88            --            88
Income from securities transactions .........           74         1,444         1,518
Depreciation and amortization ...............        1,547            46         1,593
Segment operating profit ....................        7,057         4,333        11,390
Segment assets ..............................       18,528       222,474       241,002
Expenditures for segment assets .............          481            35           516

                                                   SIX MONTHS ENDED OCTOBER 31, 2001
                                                ---------------------------------------
                                                               INVESTMENT
                                                               MANAGEMENT
                                                 PUBLISHING     SERVICES        TOTAL
                                                ------------   -----------   ----------
Revenues from external customers ............      $26,508      $ 18,109      $ 44,617
Intersegment revenues .......................          111            --           111
Income from securities transactions .........           74         2,361         2,435
Depreciation and amortization ...............        1,490            20         1,510
Segment operating profit ....................        7,928         6,666        14,594
Segment assets ..............................       18,599       227,420       246,019
Expenditures for segment assets .............          322            13           335


                 RECONCILIATION OF REPORTABLE SEGMENT REVENUES,
                   OPERATING PROFIT AND ASSETS (IN THOUSANDS)

                                                          SIX MONTHS ENDED OCTOBER 31,
                                                               2002          2001
                                                           -----------   ------------
Revenues
Total revenues for reportable segments .................    $ 40,979       $ 44,728
Elimination of intersegment revenues ...................         (88)          (111)
                                                            --------       --------
 Total consolidated revenues ...........................    $ 40,891       $ 44,617
                                                            ========       ========
Segment profit
Total profit for reportable segments ...................    $ 12,908       $ 17,029
Less: Depreciation related to corporate assets .........         (36)           (17)
                                                            --------       --------
 Income before income taxes ............................    $ 12,872       $ 17,012
                                                            ========       ========
Assets
Total assets for reportable segments ...................    $241,002       $246,019
Corporate assets .......................................         908          1,165
                                                            --------       --------
 Consolidated total assets .............................    $241,910       $247,184
                                                            ========       ========

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Value Line, Inc.
New York, NY

We have reviewed the accompanying consolidated balance sheet of Value Line, Inc. and its subsidiaries as of October 31, 2002 and the related consolidated statements of income for the three month and six month periods ended October 31, 2002 and October 31, 2001 and the consolidated statement of changes in stockholders' equity, and consolidated statement of cash flows for the six month periods ended October 31, 2002 and 2001. All information included in these financial statements is the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of April 30, 2002 and the related consolidated statements of income, changes in stockholders equity, and cash flows for the year then ended (not presented herein), and in our report dated July 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2002 is fairly stated in all material respects.




December 13, 2002
New York, NY

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company had liquid resources, which were used in its business, of $223,912,000 at October 31, 2002. In addition to $64,758,000 of working capital, the Company had long-term securities with a market value of $159,154,000, that, although classified as non-current assets, are also readily marketable should the need arise.

     The Company's cash flow from operations of $5,030,000 for the first six months of fiscal 2003 was lower than cash flow of $10,100,000 for the same period last fiscal year. The decrease in cash flow from operations was largely attributable to lower net earnings that resulted primarily from a decrease in investment management fees and services revenues. In addition, the cash provided by operations for the first six months of last fiscal year was approximately $2.5 million higher as a result of the postponement of the Company's estimated federal income tax payment for the second quarter of fiscal 2002 in accordance with the Internal Revenue Service's disaster relief due to the September 11, 2001 terrorists' attacks. Net cash outflows from investing activities during the first six months of fiscal 2003 were $53,789,000 due largely to the Company's decision to re-deploy its cash holdings into government securities with higher yields than the cash instruments.

     From time to time, the Company's Parent has purchased additional shares of Value Line, Inc. in the market when, and as the Parent has determined it to be appropriate. The Company understands that the Parent may make additional purchases from time to time in the future.

     Management believes that the Company's cash and other liquid asset resources used in its business together with the future cash flows from operations will be sufficient to finance current and forecasted operations. Management anticipates no borrowing for fiscal year 2003.


                                OPERATING RESULTS

     Net income of $7,524,000 or $0.75 per share for the first six months of fiscal 2003 compared to net income of $10,114,000 or $1.01 per share for the same period last fiscal year. Net income for the second quarter of fiscal 2003 was $4,524,000 or $.45 per share as compared to $5,515,000 or $.55 per share for the three months ended October 31, 2001. Revenues of $40,891,000 for the six months ended October 31, 2002 were 8% below revenues of $44,617,000 in fiscal 2002. The decline in net income during the six months ended October 31, 2002 was largely the result of the lower level of revenues, primarily resulting from a 19% decline in investment management fees and services revenues that resulted from a decrease in average net asset values in the Value Line mutual funds. The change in net asset values in the Value Line mutual funds was largely attributable to the overall decline in the financial markets with the NASDAQ index falling 21% during the six months ended October 31, 2002, representing a 74% decline from its all time high.

     As of October 31, 2002, total circulation for the Company's investment publications rose 13% above the level at October 31, 2001. Combined circulation of The Value Investment Survey, THE VALUE LINE INVESTMENT SURVEY FOR WINDOWS, THE VALUE LINE RESEARCH CENTER, AND THE VALUE LINE 600 was 8% higher than the prior year's circulation. Subscription revenues of $26,243,000 for the six months ended October 31, 2002 were 1% below revenues for the same period of the prior fiscal year. Subscription revenues of $13,139,000 for the second quarter of fiscal 2003 were approximately equal to last year's revenues for the three months ended October 31, 2001. Investment management fees and services revenues of $14,648,000 for the six months ended October 31, 2002 were 19% below the prior fiscal year's revenues of $18,109,000. The change in total subscription and investment management fees and services revenues was primarily attributable to the continued difficult financial market conditions.

     Operating expenses of $29,537,000 for the six months ended October 31, 2002 were comparable to last year's expenses of $30,040,000. Total advertising and promotional expenses of $10,002,000 were approximately 1% below the prior year's expenses. Salaries and employee benefits expenses of

$10,675,000 were 9% below expenses of $11,770,000 recorded in the prior fiscal year. Production and distribution costs of $4,837,000 for the six months ended October 31, 2002 were 13% above last year's expenses of $4,264,000. The increase in production and distribution expenses resulted from an increase in subscription circulation, an increase in U.S. postal rates, amortization costs for new product development expenditures, and expenses related to restocking product user guides. Office and administrative expenses of $4,023,000 were 3% higher than last year's expenses of $3,919,000. The net increase in administrative expenses compared to last year's resulted primarily from higher insurance fees and depreciation expenses offset in part by a decline in rent expenses.

     The Company's securities portfolios produced a gain of $1,518,000 for the first six months of fiscal 2003 versus a gain of $2,435,000 for the same period last fiscal year. The Company's trading portfolio produced losses of $945,000 during the six months ended October 31, 2002 versus losses of $5,140,000 during the same period last fiscal year. Income from securities transactions for the six months ended October 31, 2002 also included dividend and interest income of $1,947,000 and capital gains of $529,000 from sales of securities from the Company's long-term portfolio. This compares to dividend and interest income of $1,470,000 and capital gains of $6,472,000 from sales of securities from the Company's long-term portfolio for the same period last fiscal year.

                               VALUE LINE, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q report for the period ended October 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


                                VALUE LINE, INC.
                                  (REGISTRANT)


       Date: December 16, 2002     By:   /S/ JEAN BERNHARD BUTTNER
                                         -----------------------------------
                                         Jean Bernhard Buttner
                                         Chairman & Chief Executive Officer


       Date: December 16, 2002     By:   /S/ STEPHEN R. ANASTASIO
                                         -----------------------------------
                                         Stephen R. Anastasio
                                         Chief Accounting Officer


       Date: December 16, 2002     By:   /S/ DAVID T. HENIGSON
                                         -----------------------------------
                                         David T. Henigson
                                         Vice President and Treasurer

ITEM 4.  CONTROLS AND PROCEDURES


                        DISCLOSURES PURSUANT TO RULE 307

(a) The registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a - 14(c)), based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report, are appropriately designed to ensure that material information relating to the registrant is made known to such officers and are operating effectively.

(b) The registrant's principal executive officer and principal financial officer have determined that there have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                 CERTIFICATIONS

I, Jean Bernhard Buttner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Value Line, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: December 16, 2002         By: /S/ JEAN BERNHARD BUTTNER
                                              ----------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer

                                 CERTIFICATIONS

I, David T. Henigson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Value Line, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: December 16, 2002               By: /S/ DAVID T. HENIGSON
                                                    ----------------------------
                                                    David T. Henigson
                                                    Vice President and Treasurer

                  THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY

                  THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In accordance with 18 U.S.C. Section 1350, the undersigned hereby certify, in the indicated capacities with respect to Value Line, Inc. (the "Issuer"), that the quarterly report on Form 10-Q for the quarter ended October 31, 2002 of the issuer fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer. This certification is not to be deemed to be filed pursuant to the Securities Exchange Act of 1934 and does not constitute a part of the quarterly report on Form 10-Q of the issuer accompanying this certification.

          Date: December 16, 2002         By: /S/ JEAN BERNHARD BUTTNER
                                              ----------------------------------
                                              Jean Bernhard Buttner
                                              Chairman & Chief Executive Officer


          Date: December 16, 2002         By: /S/ DAVID T. HENIGSON
                                              ----------------------------------
                                              David T. Henigson
                                              Vice President and Treasurer