Form 10-Q/A
period 2002-10-31
VALUE LINE FUND INC
filed 2002-12-18
CIK 102756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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


/s/ Horowitz & Ullmann, P.C.


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